Form 10-K/A
period 1998-12-31
SALOMON BROTHERS MORT SEC VII INC ASSET BK CERT SER 1998-AQ1
filed 1999-12-17
CIK 1062799

SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.  20549


                                   FORM 10-K/A
                                 Amendment No.1

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

     Yes   X          No ___


This Amendment No. 1 on Form 10-K/A amends Item 14 of the original Annual Report on Form 10-K (the "Original Form 10-K") filed on March 25, 1999, on behalf of Salomon Brothers Mortgage Securities VII, Inc. Asset Backed Certificates Series 1998-AQ1 Trust established pursuant to a Pooling and Servicing Agreement among SALOMON BROTHERS MORTGAGE SECURITIES VII, INC. as Depositor, AMERIQUEST MORTGAGE COMPANY as Master Servicer, and NORWEST BANK MINNESOTA, NATIONAL ASSOCIATION as Trustee, pursuant to which the Salomon Brothers Mortgage Securities VII, Inc. Asset Backed Certificates Series 1998-AQ1 Trust registered under the Securities Act of 1933 (the "Certificates") were issued.

Item 14 of the Original Form 10-K is amended to read in its entirety as follows:


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

                     a)   Ameriquest Mortgage <F1>

              (99.2) Report of Management as to Compliance with
                     Minimum Servicing Standards for the year ended December 31, 1998.

                     a)   Ameriquest Mortgage <F1>

              (99.3) Annual Statements of Compliance under the
                     Pooling and Servicing Agreements for the year ended December 31, 1998.

                     a)   Ameriquest Mortgage <F1>

              (99.4) Aggregate Statement of Principal and
                     Interest Distributions to Certificate
                     Holders. <F2>

            (b) On October 7, 1998, November 10, 1998, and December 4, 1998, reports on Form 8-K were filed by the Company in order to provide the statements for the monthly distributions to holders of the Certificates. No other reports on Form 8-K have been filed during the last quarter of the period covered by this report.

            (c)  Not applicable.

            (d)  Omitted.

<F1>  Filed herewith.

<F2>  Previously filed.



                           SIGNATURE

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

Salomon Brothers Mortgage Securities VII, Inc.
Asset Backed Certificates
Series  1998-AQ1 Trust

Signed:   Norwest Bank Minnesota, N.A., as Trustee

By:   Sherri J. Sharps, Vice President
By:  /s/  Sherri J. Sharps, Vice President

Dated:  December 15, 1999

Exhibits
Exhibit No.1

99.1 Annual Independent Accountants' Servicing Reports concerning servicing activities for the year ended December 31, 1998.

                     a)   Ameriquest Mortgage <F1>

99.2 Report of Management as to Compliance with Minimum Servicing Standards for the year ended December 31, 1998.

                     a)   Ameriquest Mortgage <F1>

99.3 Annual Statements of Compliance under the Pooling and Servicing Agreements for the year ended December 31, 1998.

                     a)   Ameriquest Mortgage <F1>

99.4 Aggregate Statement of Principal and Interest Distributions to Certificate Holders. <F2>


<F1>  Filed herewith.

<F2>  Previously filed.